Form 10-Q
period 2022-06-30
Social Capital Suvretta Holdings Corp. II
filed 2022-08-12
CIK 1850271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission
filenumber:001-40559

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2022, there were 25,640,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Temporary Equity and Permanent (Deficit) Equity for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Part III. Signatures	19

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$285,695	$435,846
Prepaid expenses	522,250	504,184

Total Current Assets	807,945	940,030
Non-current prepaid insurance	—	247,500
Marketable securities held in Trust Account	250,371,095	250,008,324

TOTAL ASSETS	$251,179,040	$251,195,854

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable and accrued expenses	$85,195	$86,016
Advances from related party	78,543	10,000

Total current liabilities	163,738	96,016
Deferred underwriting fee payable	7,700,000	7,700,000

Total Liabilities	7,863,738	7,796,016

Commitments and Contingencies (see Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	250,371,095	250,008,324
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	64	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(7,056,482)	(6,609,175)

Total Permanent Deficit	(7,055,793)	(6,608,486)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$251,179,040	$251,195,854

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,	For the period from February 25, 2021 (inception) through June 30,
	2022	2021	2022	2021
Formation and operational costs	$215,141	$143	$447,307	$5,325

Loss from operations	(215,141)	(143)	(447,307)	(5,325)

Other income:
Interest earned on marketable securities held in Trust Account	337,595	—	362,771	—

Net income (loss)	$122,454	$(143)	$(84,536)	$(5,325)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,640,000	—	25,640,000	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$—	$(0.00)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares subject to possible redemption	6,250,000	5,500,000	6,250,000	5,500,000

Basic and diluted net income (loss) per share, Class B ordinary shares subject to possible redemption	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Permanent Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — January 1, 2022	25,000,000	$250,008,324	640,000	$64	6,250,000	$625	$—	$(6,609,175)	$(6,608,486)
Remeasurement for Class A ordinary shares to redemption amount	—	(8,324)	—	—	—	—	—	8,324	8,324
Net loss	—	—	—	—	—	—	—	(206,990)	(206,990)

Balance — March 31, 2022	25,000,000	$250,000,000	640,000	$64	6,250,000	$625	$—	$(6,807,841)	$(6,807,152)

Remeasurement for Class A ordinary shares to redemption amount	—	371,095	—	—	—	—	—	(371,095)	(371,095)
Net income	—	—	—	—	—	—	—	122,454	122,454

Balance — June 30, 2022	25,000,000	$250,371,095	640,000	$64	6,250,000	$625	$—	$(7,056,482)	$(7,055,793)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Permanent Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	—	—	(5,182)	(5,182)

Balance — March 31, 2021	—	$—	—	$—	6,325,000	$633	$24,367	$(5,182)	$19,818
Net loss	—	—	—	—	—	—	—	(143)	(143)

Balance — June 30, 2021	—	$—	—	$—	6,325,000	$633	$24,367	$(5,325)	$19,675

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,	For the period from February 25, 2021 (inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(84,536)	$(5,325)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(362,771)	—
Changes in operating assets and liabilities:
Prepaid expenses	(18,066)	(19,600)
Non-current prepaid insurance	247,500	—
Accounts payable and accrued expenses	(821)	88
Advances from related party	68,543	—

Net cash used in operating activities	(150,151)	(19,837)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	300,000
Advances from related party	—	25,692
Payment of offering costs	—	(82,317)

Net cash provided by financing activities	—	243,375

Net Change in Cash	(150,151)	223,538
Cash – Beginning of Period	435,846	—

Cash – End of Period	$285,695	$223,538

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

Offering costs included in accrued offering costs	$—	$277,828

Remeasurement of Class A ordinary shares subject to possible redemption	$362,771	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
JUNE 30, 2022
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
The Company will have until July 2, 2023 to complete a Business Combination (the “Combination Period”), or such longer period as a result of a shareholder vote to amend such time period pursuant to the Company’s Amended and Restated Memorandum and Articles of Association. However, if the Company has not completed a Business Combination within such Combination Period or during any applicable extension period, the Company will: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
JUNE 30, 2022
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had $285,695 in its operating bank account and working capital of $644,207.
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
The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund which is invested primarily in U.S. Treasury securities.
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
At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Class A ordinary shares issuance costs	(12,480,145)
Plus:
Accretion of carrying value to redemption value	12,488,469

Class A ordinary shares subject to redemption, December 31, 2021	$250,008,324
Less:
Remeasurement of carrying value to redemption value	(8,324)

Class A ordinary shares subject to possible redemption, March 31, 2022	$250,000,000
Plus :
Remeasurement of carrying value to redemption value	371,095

Class A ordinary shares subject to possible redemption, June 30, 2022	$250,371,095

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
JUNE 30, 2022
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income (Loss) are shared pro rata between the two classes of shares. Remeasurement associated with the redeemable Class A ordinary shares are excluded from net income (loss) per ordinary share as the redemption value approximates fair value.
As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30, 2022		For the Period from February 25, 2021 (Inception) through June 30, 2021
	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$98,455	$23,999	$—	$(143)	$(67,968)	$(16,568)	$—	$(5,325)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	6,250,000	—	5,500,000	25,640,000	6,250,000	—	5,500,000

Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$—	$(0.00)	$(0.00)	$(0.00)	$—	$(0.00)

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

In June 2021, the Sponsor transferred 30,000 Founder Shares to Sapna Srivastava, an independent director of the Company. The sale of the Founders Shares to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares granted to the Company’s director was $214,160 or approximately $7.14 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Administrative Services Agreement
The Company entered into an agreement in which it will pay an affiliate of the Sponsor $10,000 per month, commencing on June 30, 2021, for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, of which such fee is included in Advances from
Related Party in the accompanying condensed balance sheets. For the period from February 25, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
Advances from Related Party
For the six months ended June 30, 2022, an affiliate of the Sponsor had advanced the Company $68,543 for working capital purposes, of which $0 was repaid during the three months and six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, the outstanding balance under the advances amounted to $78,543 and $10,000, respectively.
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
Pre-IPO
Sponsor Promissory Note.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
JUNE 30, 2022
(Unaudited)

Underwriting Agreement
The underwriters are entitled to a deferred underwriting commission of $7,700,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Restricted Stock Unit Award
In June 2022, pursuant to a Director Restricted Stock Unit Award Agreement, dated June 29, 2022, between the Company and Dr. Berman, the Company agreed to grant 30,000 restricted stock units (“RSUs”) to Dr. Berman, which grant is contingent on both the consummation of a Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 30,000 Class A ordinary shares (or, following a domestication by the Company as a Delaware corporation, shares of common stock) of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.
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
The RSUs to be granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination)

and once a shareholder equity plan is approved
in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).
NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
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
JUNE 30, 2022
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,371,095	$250,008,324
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from February 25, 2021 (inception) through June 30, 2022 related to our formation, the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we had a net income of $122,454, which consisted of interest earned on marketable securities held in the Trust Account of $337,595, offset by formation and operating costs of $215,141.
For the six months ended June 30, 2022, we had a net loss of $84,536, which consisted of formation and operating costs of $447,307, offset by interest earned on marketable securities held in the Trust Account of $362,771.
For the three months ended June 30, 2021, we had a net loss of $143, which consisted of formation and operating costs.
For the period from February 25, 2021 (inception) through June 30, 2021, we had a net loss of $5,325, which consisted of formation and operating costs.
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
For the six months ended June 30, 2022, cash used in operating activities was $150,151. Net loss of $84,536 was affected by interest earned on marketable securities held in the Trust Account of $362,771. Changes in operating assets and liabilities provided $297,156 of cash for operating activities.
For the period from February 25, 2021 (inception) through June 30, 2021, cash used in operating activities was $19,837. Net loss of $5,325 was affected by formation costs paid by Sponsor in exchange for issuance of founder Shares of $5,000. Changes in operating assets and liabilities used $19,512 of cash for operating activities.

As of June 30, 2022 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $250,371,095 and $250,008,324, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022 and December 31, 2021, we had cash of $285,695 and $435,846, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Income (loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule12b-2of
the Exchange Act and are not required to provide the information otherwise required under this item.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on
Form10-Q
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
and
15d-15(f)
of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II

Date: August 11, 2022	By:	/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)