Form 10-K
period 2022-12-31
Social Capital Suvretta Holdings Corp. II
filed 2023-03-31
CIK 1850271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act):    Yes  ☒    No  ☐

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York
The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was approximately $243,000,000. As of March
 30
, 2023, there were 25,640,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

•

our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, including with respect to DNAB (as defined below);

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

Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per public share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in a money market fund meeting certain conditions of Rule 2a-7of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of our initial Business Combination and (ii) the distribution of the funds in the Trust Account as described below.

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

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2022, related to our formation, matters related to our Initial Public Offering, and following the closing of the Initial Public Offering, matters related to an initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”).

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

Our search for a Business Combination, ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (“COVID-19”)pandemic and other events and the status of debt and equity markets. See “Item 1.A. Risk Factors — Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination — Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.”

All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Suvretta and, as applicable, their underlying clients, and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including Social Capital Suvretta Holdings Corp. IV (“DNAD”), which is described below under “— Additional Disclosers,” may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein. Members of our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see “Item 10. Directors, Executive Officer and Corporate Governance.”

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

In February 2021, Chamath Palihapitiya and Kishan (a/k/a Kishen) Mehta founded DNAD, a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya serves as the Chief Executive Officer and Chairman of the board of directors and Mr. Mehta serves as President and as a director of DNAD. DNAD completed its initial public offering in July 2021, in which it sold 25,000,000 of its Class A ordinary shares, for an offering price of $10.00 per share, generating aggregate proceeds of $250,000,000. DNAD has not yet announced or consummated a business combination. While DNAD may pursue an initial business combination target in any industry, subsector therein or geographic location (subject to certain limitations), it intends to focus its search for a target business operating in the biotechnology industry.

In February 2021, Mr. Palihapitiya and Mr. Mehta also founded Social Capital Suvretta Holdings Corp. I (“DNAA”) and Social Capital Suvretta Holdings Corp. III (“DNAC”), each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors and Mr. Mehta served as President and as a director of each of DNAA and DNAC. Each of DNAA and DNAC completed its initial public offering in July 2021, in which each sold 25,000,000 of its Class A ordinary shares, for an offering price of $10.00 per share, generating aggregate proceeds of $250,000,000 for each of DNAA and DNAC. In July 2022, DNAC consummated its initial business combination with ProKidney LP (“ProKidney”). The Class A ordinary shares of ProKidney Corp., the post-business combination company, currently trades on The Nasdaq Capital Market under the symbol “PROK”. In August 2022, DNAA consummated its initial business combination with Akili Interactive Labs, Inc. (“Akili”). The common stock of Akili Inc., the post-business combination company, currently trades on The Nasdaq Capital Market under the symbol “AKLI”.

In July 2020, Mr. Palihapitiya, together with Ian Osborne, founded Social Capital Hedosophia Holdings Corp. IV (“IPOD”) and Social Capital Hedosophia Holdings Corp. VI (“IPOF”), each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya has served as the Chief Executive Officer and Chairman of the board of directors of each of IPOD and IPOF. IPOD completed its initial public offering in October 2020, in which it sold 46,000,000 units, each consisting of one IPOD Class A ordinary share and one-fourth of one redeemable warrant for one IPOD Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $460,000,000. IPOF completed its initial public offering in October 2020, in which it sold 115,000,000 units, each consisting of one IPOF Class A ordinary share and one-fourth of one redeemable warrant for one IPOF Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $1,150,000,000. Neither IPOD nor IPOF consummated its initial business combination by October 14, 2022, their deadline for completing an initial business combination. As a result, each of IPOD and IPOF redeemed 100% of its issued and outstanding Class A ordinary shares and each of their warrants expired worthless.

Additionally, in July 2020, Mr. Palihapitiya, together with Mr. Osborne, founded Social Capital Hedosophia Holdings Corp. V (“IPOE”), a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors of IPOE. IPOE completed its initial public offering in October 2020, in which it sold 80,500,000 units, each consisting of one IPOE Class A ordinary share and one-fourth of one redeemable warrant for one IPOE Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $805,000,000. In May 2021, IPOE consummated a merger with Social Finance, Inc., which operates a financial services platform. The common stock of SoFi Technologies, Inc., the post-business combination company, currently trades on The Nasdaq Global Select Market under the symbol “SOFI”.

In October 2019, Mr. Palihapitiya, together with Mr. Osborne, founded Social Capital Hedosophia Holdings Corp. III (“IPOC”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors of IPOC. IPOC completed its initial public offering in April 2020, in which it sold 82,800,000 units, each consisting of one IPOC Class A ordinary share and one-third of one redeemable warrant for one IPOC Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $828,000,000. In January 2021, IPOC consummated a merger with Clover Health Investments, Corp. (“Clover Health”), which operates next-generation Medicare Advantage plans. The Class A common stock of Clover Health, the post-business combination company, currently trades on The Nasdaq Global Select Market under the symbol “CLOV”.

In October 2019, Mr. Palihapitiya, together with Mr. Osborne, founded Social Capital Hedosophia Holdings Corp. II (“IPOB”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors of IPOB. IPOB completed its initial public offering in April 2020, in which it sold 41,400,000 units, each consisting of one IPOB Class A ordinary share and one-third of one redeemable warrant for one IPOB Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $414,000,000. In December 2020, IPOB consummated a merger with Opendoor Labs Inc., a leading digital platform for residential real estate. The common stock of Opendoor Technologies Inc., the post-business combination company, currently trades on The Nasdaq Global Select Market under the symbol “OPEN”.

In May 2017, our founders, Chamath Palihapitiya, together with Ian Osborne, founded Social Capital Hedosophia Holdings Corp. (“IPOA”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors, Mr. Osborne served as President and as a director of IPOA. IPOA completed its initial public offering in September 2017, in which it sold 69,000,000 units, each consisting of one IPOA Class A ordinary share and one-third of one redeemable warrant for one IPOA Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $690,000,000. In October 2019, IPOA consummated a merger with Virgin Galactic, a vertically-integrated aerospace company pioneering human spaceflight for private individuals and researchers. The common stock of Virgin Galactic Holdings, Inc, the post-business combination company, currently trades on the New York Stock Exchange under the symbol “SPCE”.

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

Competition

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including potentially from DNAD, which is also focused on pursuing an initial business combination with a target operating in the biotechnology industry) and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the Combination Period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account.

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

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including potentially from DNAD, which is also focused on pursuing an initial business combination with a target operating in the biotechnology industry) and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our public shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims(“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 474,360,000 and 43,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue additional Class A ordinary shares or equity-linked securities in connection with our initial business combination. As of December 31, 2022, there were no preferred shares issued and outstanding.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Our directors and officers also serve as officers and/or board members for other entities, including those described under “Item 10. Directors, Executive Officer and Corporate Governance — Conflicts of Interest.” Such entities, including DNAD (which is also focused on pursuing an initial business combination with a target operating in the biotechnology industry) and any other blank check companies sponsored by Social Capital, may compete with us for Business Combination opportunities. We may pursue a Business Combination with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, special purpose acquisition check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved either (1) by holders of at least two-thirds(or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of the holders of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial Business Combination.

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

Our initial shareholders currently beneficially own an aggregate of 6,250,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on ao ne-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be in the form of convertible loans. Such convertible loans would be convertible into shares of the post-Business Combination entity, at a price of $10.00 per share, at the option of the lender. The shares would be identical to the private placement shares. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our founder shares and private placement shares issuable upon conversion of working capital loans may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our directors and officers will allocate their time to other businesses, including DNAD, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Suvretta and, as applicable, their underlying clients, and to certain companies in which either of them has invested or are otherwise affiliated with, including DNAD and companies in industries we may target for our initial Business Combination. For example, Mr. Palihapitiya is the Chief Executive Officer and Chairman of the Board of Directors of DNAD, Mr. Mehta is the President and a director of DNAD, and James Ryans, our other officer, is an officer of DNAD, and each of the foregoing owe fiduciary duties under Cayman Islands law to the entities on which he serves as an officer or director. Certain of our independent directors also serve as officers and/or board members for other entities. In addition, DNAD has not yet completed an initial business combination, which may require a substantial amount of time, resources and attention from the members of our management team that are affiliated with such entity relating to due diligence, negotiation, structuring and other relevant efforts in connection with an initial business combination.

Our officers’ and directors’ other business affairs, including the search or consummation of a business combination for DNAD may require them to devote substantial amounts of time to such affairs. This could limit our officers’ and directors’ ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officer and Corporate Governance.”

Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and certain of our directors and officers are affiliated with entities that are engaged in a similar business and in the future also expect to become affiliated with other entities that are engaged in a similar business. For example, Mr. Palihapitiya and Mr. Mehta have founded DNAD, a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial business combination focused on pursuing an initial business combination with a target operating in the biotechnology industry. Mr. Palihapitiya is the Chief Executive Officer and Chairman of the Board of Directors of DNAD, Mr. Mehta is the President and a director of DNAD, and James Ryans, our other officer, is an officer of DNAD, and each of the foregoing owe fiduciary duties under Cayman Islands law to the entities on which he serves as an officer or director. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Any other special purpose acquisition company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers and for DNAD.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including DNAD and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. A material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. While the Company has remediated its previously identified material weakness in its internal controls over financial reporting related to the accounting for its complex financial instruments, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the prior material weakness in our internal control over financial reporting.

As a result of the material weakness described above (which has since been remediated) and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $128,645 in our operating bank accounts and working capital of $228,766.

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

Past performance by our management team and their respective affiliates, including IPOA, IPOB, IPOC, IPOD, IPOE, IPOF, DNAA, DNAC and DNAD, Social Capital and Suvretta, is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their affiliates, including IPOA, IPOB, IPOC, IPOD, IPOE, IPOF, DNAA, DNAC and DNAD, Social Capital and Suvretta, or any related investment’s performance as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A ordinary shares trade on The Nasdaq Capital Market under the symbols “DNAB”.

Holders

As of March 30, 2023, there was two holders of record of our Class A ordinary shares, and two holders of record of our Class B ordinary shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 2, 2021, we consummated the Initial Public Offering of 25,000,000 public shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 public shares. The public shares were sold at an offering price of $10.00 per public share, generating total gross proceeds of $250,000,000. Morgan Stanley acted as sole book-running manager and SoFi acted as co-manager, of the Initial Public Offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1(No.333-256724 and 333-257544).The registration statements became effective on June 29, 2021 and June 30, 2021.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from February 25, 2021 (inception) through December 31, 2022 related to our formation, the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $2,743,328, which consisted of interest earned on marketable securities held in the Trust Account of $3,606,076, offset by formation and operating costs of $862,748.

For the period from February 25, 2021 (inception) through December 31, 2021, we had a net loss of $545,017, which consisted of formation and operating costs of $553,341, offset by interest income on marketable securities held in the Trust Account of $8,324.

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

Liquidity, Capital Resources and Going Concern

On July 2, 2021, we consummated the Initial Public Offering of 25,000,000 public shares, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 public shares, at $10.00 per public share, generating gross proceeds of $250,000,000. Substantially concurrent with the closing of the Initial Public Offering, we consummated the sale of 640,000 private placement shares at a price of $10.00 per private placement share in a private placement to the Sponsor generating gross proceeds of $6,400,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the private placement shares, a total of $250,000,000 was placed in the Trust Account. We incurred $12,480,145 in Initial Public Offering related costs, including $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $380,145 of other costs.

For the year ended December 31, 2022, cash used in operating activities was $307,201. Net income of $2,743,328 was affected by interest earned on marketable securities held in the Trust Account of $3,606,076. Changes in operating assets and liabilities provided $555,547 of cash for operating activities.

For the period from February 25, 2021(inception) through December 31, 2021, cash used in operating activities was $1,214,009. Net loss of $545,017 was affected by interest earned on marketable securities held in the Trust Account of $8,324 and formation costs of $25,000 paid by the Sponsor in exchange for the issuance of Founder Shares. Changes in operating assets and liabilities used $665,668 of cash from operating activities.

As of December 31, 2022 and 2021, we had marketable securities held in the Trust Account of $253,614,400 and $250,008,324, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and 2021, we had cash of $128,645 and $435,846, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as permanent deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of our balance sheets.

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

Item 8. Financial Statements and Supplementary Data

The information required for this Item is included in this Annual Report within Item 15, Exhibits, Financial Statements and Schedules, and is incorporated herein by reference.

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

Remediation of a Material Weakness in Internal Control Over Financial Reporting

The Company previously identified a material weakness in its internal controls over financial reporting related to the accounting for its complex financial instruments. In light of the material weakness, the Company enhanced its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of December 31, 2022.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm pursuant to rules established by the SEC.

Changes in Internal Control Over Financial Reporting

Other than those described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Position
Chamath Palihapitiya	46	Chief Executive Officer and Chairman of the Board of Directors
Kishan (a/k/a Kishen) Mehta	37	President and Director
Sapna Srivastava	52	Director
Sean P. Nolan	55	Director
Robert Berman	60	Director
James Ryans	47	Chief Financial Officer

Chamath Palihapitiya has been our Chief Executive Officer and the Chairman of our board of directors since February 2021. Mr. Palihapitiya founded Social Capital in 2011 and has been its Managing Partner since its inception. Mr. Palihapitiya also serves as the Chief Executive Officer and the Chairman of the board of directors of DNAD. Mr. Palihapitiya (i) previously served as the Chief Executive Officer and the Chairman of the board of directors of DNAA from February 2021 until the consummation of its business combination with Akili in August 2022, and continues to serve as the Chairman of the board of directors of Akili Inc. and (ii) previously served as the Chief Executive Officer and the Chairman of the board of directors of DNAC from February 2021 until the consummation of its business combination with ProKidney in July 2022. Mr. Palihapitiya also previously served (i) as the Chief Executive Officer and the Chairman of the board of directors of IPOA from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and served as the Chairman of the board of directors of Virgin Galactic until February 2022, (ii) as the Chief Executive Officer and the Chairman of the board of directors of IPOB until the consummation of its business combination with Opendoor Labs Inc. in December 2020, (iii) as the Chief Executive Officer and the Chairman of the board of directors of IPOC until the consummation of its business combination with Clover Health Investments, Corp. in January 2021, (iv) as the Chief Executive Officer and the Chairman of the board of directors of IPOD until its wind-down, (v) as the Chief Executive Officer and Chairman of the board of directors of IPOEuntil the consummation of its business combination with Social Finance, Inc. in May 2021 and (vi) as the Chief Executive Officer and the Chairman of the board of directors of IPOF. Mr. Palihapitiya also served as a director of Slack Technologies Inc. from April 2014 until October 2019. Prior to founding Social Capital in 2011, Mr. Palihapitiya served as Vice President of User Growth at Facebook, and is recognized as having been a major force in its launch and growth. Mr. Palihapitiya was responsible for overseeing Monetization Products and Facebook Platform. Prior to working for Facebook, Mr. Palihapitiya was a principal at the Mayfield Fund, one of the United States’ oldest venture firms, before which he headed the instant messaging division at AOL. Mr. Palihapitiya graduated from the University of Waterloo, Canada with a degree in electrical engineering.

Kishen Mehta has been our President and a member of our board of directors since February 2021. Mr. Mehta also serves as the President and a member of the board of directors of DNAD. Mr. Mehta (i) previously served as the President and a member of the board of directors of DNAA from February 2021 until the consummation of its business combination with Akili in August 2022 and (ii) previously served as the President and a member of the board of directors of DNAC from February 2021 until the consummation of its business combination with ProKidney in July 2022. Mr. Mehta also serves as a member of the board of directors of Biohaven Pharmaceuticals (NYSE: BHVN). Mr. Mehta is also a Portfolio Manager at Suvretta for the Averill strategies. Prior to joining Suvretta, Mr. Mehta served as a strategic advisor to Biohaven, where he advised the company on various business development, capital structure and communication strategies, including a $300 million secondary public offering and the $105 million purchase of a Priority Review Voucher from GW Pharmaceuticals plc, which included $200 million in financing from Royalty Pharma plc to fund the transaction. Prior to his advisory role at Biohaven, Mr. Mehta was a portfolio manager at Surveyor Capital, a Citadel LLC strategy, where he managed a portfolio focused on global small-, mid- and large-capitalization biotechnology, pharmaceutical, specialty pharmaceutical, medical device and healthcare services. Prior to Surveyor, Mr. Mehta was an analyst at Adage Capital where he evaluated and participated in numerous mezzanine and pre-IPO private healthcare investments. Mr. Mehta held a similar role at Apothecary Capital and started his career as a mergers and acquisitions analyst at Evercore Partners, where he focused on life sciences. Mr. Mehta graduated from New York University with a degree in finance and accounting.

Sapna Srivastava has been a member of our board of directors since June 2021. Dr. Srivastava served as the Interim Chief Financial Officer of eGenesis, Inc. from March 2021 to October 2021. From September 2017 to January 2019, Dr. Srivastava served as the Chief Financial and Strategy Officer at Abide Therapeutics, Inc., a biopharmaceutical company that was acquired by H. Lundbeck A/S in 2019. From April 2015 to December 2016, Dr. Srivastava served as the Chief Financial and Strategy Officer at Intellia Therapeutics, Inc., a genome editing company. Dr. Srivastava is a director of private company Asclepix Therapeutics, Inc . and Alumis, and multiple public companies, which are SQZ Biotechnologies Company, Talaris Therapeutics, Inc., Aura Biosciences, Nuvalent Inc. and Innoviva. She also served as a director of VelosBio Inc. from Oct,ober 2020 to December 2020. Dr. Srivastava holds a Ph.D. from N.Y.U. University School of Medicine and a B.S. from St. Xavier’s College, University of Bombay.

Sean P. Nolan has been a member of our board of directors since September 2021. He currently serves as Chief Executive Officer and Board Chairman of Taysha Gene Therapies and has served as the President of Nolan Capital, LLC, an investment fund, since October 2019. Mr. Nolan served as President, Chief Executive Officer and a member of the board of directors of AveXis, Inc., a gene therapy company, from June 2015 to May 2018 until its acquisition by Novartis International AG. Mr. Nolan has served on the board of directors of Ventas, Inc., a healthcare real estate investment trust company, since July 2019, and has served on the board of directors of Taysha Gene Therapies, Inc., a patient-centric gene therapy company, since March 2020, and previously served on the board of directors of Neoleukin Therapeutics, Inc., a biopharmaceutical company, from February 2015 to June 2020. Mr. Nolan serves on the board of directors of several privately held companies including Chairman of Encoded Therapeutics, Affinia Therapeutics and Jaguar Gene Therapy, LLC and Executive Chairman of Istari Oncology. Mr. Nolan earned a B.S. in biology from John Carroll University.

Robert Berman has been a member of our board of directors since June 2022. Dr. Berman is a board member and advisor to multiple private, biotechnology companies that are focused on developing drugs for central nervous system disorders, rare diseases and oncology-related fields. His research career started in academia at Yale, where he studied the mechanism of action of antidepressants and novel treatments for psychiatric disorders including exploiting the value of already-approved agents such as ketamine and pindolol. For over 20 years he has worked within the industry, first at Pfizer and then Bristol-Myers Squibb in clinical development roles. In 2013, he co-founded Biohaven Pharmaceuticals and was Chief Medical Officer until 2019. He completed his undergraduate degree at Yale University in Molecular Biophysics and Biochemistry and medical degree from the Mt Sinai School of Medicine in 1990. He is currently an Adjunct Professor of Psychiatry at the Yale University School of Medicine.

James Ryans has been our Chief Financial Officer since February 2021. Mr. Ryans also serves as the Chief Financial Officer of DNAD. Mr. Ryans has been a Partner at Social Capital since March 2021 and serves as its Chief Financial Officer. Mr. Ryans was a professor of accounting at London Business School from 2016 until 2022, teaching financial accounting at the graduate and postgraduate levels, and directed an executive education program on mergers and acquisitions. Mr. Ryans was also the Chief Financial Officer of DNAA, DNAC, IPOD and IPOF. Mr. Ryans previously served as a member of the board of directors of IPOC from April 2020 until the consummation of its business combination with Clover Health Investments, Corp. in January 2021, as a director and the chairman of the audit committee of IPOA from September 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and as a member of Virgin Galactic’s board of directors through February 2021. From 2003 to 2011, Mr. Ryans oversaw investments and business development at Chelsea Rhone LLC and its affiliate HealthCap RRG, a mutual insurance company. From 1999 until 2001, Mr. Ryans was a consultant with Deloitte & Touche. Mr. Ryans is a CFA charterholder and holds a Ph.D. in business administration from the University of California Berkeley, an MBA from the University of Michigan and a BASc in electrical engineering from the University of Waterloo.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent. As a “controlled company” we are not obligated to comply with this listing requirement, but we do intend to comply with this requirement. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company, which, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Dr. Srivastava, Mr. Nolan and Dr. Berman is an independent director under applicable SEC and Nasdaq rules.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members. Prior to our initial Business Combination, holders of our founder shares will have the right to appoint all of our directors and remove members of our board of directors for any reason, and holders of our public shares and private placement shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of at least 90% of our ordinary shares attending and voting in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our founder shares).

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

Committees of our Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee is comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Dr. Srivastava, Mr. Nolan and Dr. Berman. Dr. Srivastava serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Dr. Srivastava, Mr. Nolan and Dr. Berman qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Compensation Committee

The members of our compensation committee are Dr. Srivastava, Mr. Nolan and Dr. Berman. Dr. Srivastava serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Srivastava, Mr. Nolan and Dr. Berman. Dr. Srivastava serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Suvretta and, as applicable, their underlying clients, and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including DNAD (which is also focused on pursuing an initial business combination with a target operating in the biotechnology industry), may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein. Members of our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

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

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including DNAD (which is also focused on pursuing an initial business combination with a target operating in the biotechnology industry). Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors, Director Nominee and Officers.”

•

Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial Business Combination within the Combination Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement shares held in the Trust Account will be used to fund the redemption of our public shares, and the private placement shares will be worthless. Pursuant to letter agreements that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any30-tradingday period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement shares will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities, including DNAD and the other entities noted in their biographies above, as applicable.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our current or former directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. In September 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Mr. Nolan, we agreed to grant 30,000 restricted stock units (“RSUs”) to Mr. Nolan, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. In June 2022, pursuant to a Director Restricted Stock Unit Award Agreement, dated June 29, 2022, between the Company and Dr. Berman, we agreed to grant 30,000 RSUs to Dr. Berman, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. The RSUs for both Mr. Nolan and Dr. Berman will vest upon the consummation of such initial business combination (the “Vesting Date”) and represent 30,000 Class A ordinary shares for each of Mr. Nolan and Dr. Berman (or, following a domestication by the Company as a Delaware corporation, shares of common stock) that will settle on a date determined in our sole discretion that shall occur between the Vesting Date and March 15 of the year following the year in which vesting occurs.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of March 30, 2023 with respect to our ordinary shares held by:

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

	Class A Ordinary Shares(1)		Class B Ordinary Shares(2)
	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Ordinary Shares	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class B Ordinary Shares
Name and Address of Beneficial Owner (3)
SCS Sponsor II LLC (our Sponsor)(4)	6,860,000	21.5%	6,220,000	99.5%
Chamath Palihapitiya (4)	6,860,000	21.5%	6,220,000	99.5%
Kishan (a/k/a Kishen) Mehta (4)	6,860,000	21.5%	6,220,000	99.5%
James Ryans	—	—	—	—
Sapna Srivastava	30,000	*	30,000	*
Sean P. Nolan (5)	—	—	—	—
Robert Berman (6)	—	—	—	—
All directors, officers and directors as a group (6 individuals)	6,860,000	21.6%	6,250,000	100.0%
Adage Capital Partners, L.P. and joint filers (7)	1,750,000	6.8%	—	—
Saba Capital Management, L.P. and joint filers (8)	1,458,796	5.7%	—	—
Aristeia Capital, L.L.C. (9)	2,213,913	8.6%	—	—
First Trust Capital Management L.P. and joint filers (10)	3,053,524	11.9%	—	—

*	Less than one percent.
(1)	Includes all Class B ordinary shares convertible by such holder into Class A ordinary shares.
(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in this Annual Report.
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

(6)

In June 2022, pursuant to a Director Restricted Stock Unit Award Agreement, dated June 29, 2022, between the Company and Dr. Berman, the Company agreed to grant 30,000 restricted stock units (“RSUs”) to Dr. Berman, which grant is contingent on both the consummation of the Company’s initial Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of the Business Combination and represent 30,000 Class A ordinary shares that will settle on a date the Company selects determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which such Business Combination vesting occurs.

(7)

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

(8)

Based on a Schedule 13G jointly filed on October 20, 2022 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The address of the business office of each of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(9)

Based on a Schedule 13G jointly filed on February 14, 2023 by Aristeia Capital, L.L.C. The address of the principal business office of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(10)

Based on a Schedule 13G/A jointly filed on March 10, 2023 by (i) First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX, a series of Investment Managers Series Trust II which is an investment company registered under the Investment Company Act of 1940. FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Services Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS, a Delaware limited partnership and control person of FTCM. Sub GP, a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the Class A ordinary shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any of the Class A ordinary shares held in the Client Accounts. As of January 31, 2023, VARBX owned 3,015,524 of the outstanding Class A ordinary shares, while FTCM, FTCS and Sub GP collectively owned 3,053,524 Class A ordinary shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Class A ordinary shares reported. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Class A ordinary shares for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares and Private Placement Shares

In March 2021, the Sponsor purchased 5,750,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share (the “founder shares”). In June 2021, the Sponsor transferred 30,000 founder shares to Sapna Srivastava (an independent director). On June 29, 2021, the Company effected a share capitalization resulting in the Sponsor and Dr. Srivastava holding an aggregate of 6,325,000 founder shares (up to 825,000 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option in the Initial Public Offering was exercised), resulting in an effective purchase price per founder share of approximately $0.004. These founder shares are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, except that (i) prior to the initial Business Combination, only the holders of the Class B ordinary shares have the right to vote on the election of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason, (ii) the founder shares are subject to certain transfer restrictions, (iii) the holders of the founder shares have agreed pursuant to a letter agreement to waive (x) their redemption rights with respect to the founder shares, Private Placement Shares and public shares held by them in connection with the completion of a Business Combination, (y) their redemption rights with respect to any founder shares, Private Placement Shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination by July 2, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights orpre-initialBusiness Combination activity and (z) their rights to liquidating distributions from the Trust Account with respect to the founder shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period, (iv) the Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of the initial Business Combination and (v) the founder shares are entitled to registration rights.

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

Pre-IPO Sponsor Promissory Note

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

Advances from Related Parties

For the year ended December 31, 2022, the Sponsor had advanced the Company $140,598 for working capital purposes, of which $0 was repaid during the year ended December 31, 2022. As of December 31, 2022 and 2021, the outstanding balance under the advances amounted to $150,598 and $10,000, respectively.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 2, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the period from February 25, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022, the Company incurred $60,000 and $120,000, respectively, in fees for these services.

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

Audit Fees. During the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $89,636 and $78,280, respectively, for the services they performed in connection with our initial public offering and review of the financial information including in our Quarterly Reports on Form 10-Q for the respective periods and other required filings with the SEC, including interim procedures and attendance at audit committee meetings.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021 there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Our audit committee has determined that the services provided by Marcum are compatible with maintaining the independence of Marcum as our independent registered public accounting firm.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

4.1	Description of the Registrant’s securities (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.1.1	Letter Agreement, dated as of June 29, 2021, by and among the Registrant, SCS Sponsor II LLC and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.1.2	Letter Agreement, dated September 24, 2021, between the Registrant and Sean P. Nolan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on September 24, 2021).

10.1.3	Letter Agreement, dated June 29, 2022, between the Registrant and Robert Berman (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 29, 2022).

10.2.1	Investment Management Trust Agreement, dated as of June 29, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on July 2, 2021).

10.3.1	Registration Rights Agreement, dated June 29, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.4.1	Administrative Services Agreement, dated as of July 29, 2021, by and between the Registrant and Social + Capital Partnership, LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.5.1	Private Placement Shares Purchase Agreement, dated as of June 29, 2021, between the Registrant and SCS Sponsor II LLC (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.6.1	Form of Indemnity Agreement, dated June 29, 2021, between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K, filed on July 2, 2021).

10.7.1	Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Registrant and Sean P. Nolan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K, filed on September 24, 2021).

10.7.2	Director Restricted Stock Unit Award Agreement, dated June 29, 2022, between the Registrant and Robert Berman (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K, filed on June 29, 2022).

14.1	Code of Ethics and Business Conduct of the Registrant (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Item 16. Form 10-KSummary.

None.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Social Capital Suvretta Holdings Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheet
s
of Social Capital Suvretta Holdings Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in temporary equity and permanent deficit and cash flows for year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2022, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit
s
. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 30, 2023

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$128,645	$435,846
Prepaid expenses	252,500	504,184

Total Current Assets	381,145	940,030
Non-current prepaid insurance	—	247,500
Marketable securities held in Trust Account	253,614,400	250,008,324

TOTAL ASSETS	$253,995,545	$251,195,854

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,781	$86,016
Advances from related party	150,598	10,000

Total Current Liabilities	152,379	96,016
Deferred underwriting fee payable	7,700,000	7,700,000

Total Liabilities	7,852,379	7,796,016

Commitments and Contingencies (see Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value as of December 31, 2022 and 2021	253,614,400	250,008,324
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	64	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of December 31, 2022 and 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(7,471,923)	(6,609,175)

Total Permanent Deficit	(7,471,234)	(6,608,486)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$253,995,545	$251,195,854

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 25, 2021 (Inception) through December 31, 2021
Formation and operational costs	$862,748	$553,341

Loss from operations	(862,748)	(553,341)
Other income:
Interest earned on marketable securities held in Trust Account	3,606,076	8,324

Net income (loss)	$2,743,328	$(545,017)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,640,000	15,101,877

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.09	$(0.03)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,250,000	5,852,751

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.09	$(0.03)

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance —February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Sale of 25,000,000 Public Shares, net of underwriting discounts and offering expenses	25,000,000	237,519,855	—	—	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	12,488,469	—	—	—	—	(6,424,311)	(6,064,158)	(12,488,469)
Sale of 640,000 Private Placement Shares	—	—	640,000	64	—	—	6,399,936	—	6,400,000
Forfeiture of Founder Shares	—	—	—	—	(75,000)	(8)	8	—	—
Net loss	—	—	—	—	—	—	—	(545,017)	(545,017)

Balance —December 31, 2021	25,000,000	250,008,324	640,000	64	6,250,000	625	—	(6,609,175)	(6,608,486)
Accretion of Class A ordinary shares to redemption value	—	3,606,076	—	—	—	—	—	(3,606,076)	(3,606,076)
Net income	—	—	—	—	—	—	—	2,743,328	2,743,328

Balance —December 31, 2022	25,000,000	$253,614,400	640,000	$64	6,250,000	$625	$—	$(7,471,923)	$(7,471,234)

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the period from February 25, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,743,328	$(545,017)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(3,606,076)	(8,324)
Changes in operating assets and liabilities:
Prepaid expenses	251,684	(504,184)
Non-current prepaid insurance	247,500	(247,500)
Accounts payable and accrued expenses	(84,235)	86,016
Advances from related party	140,598	—

Net cash used in operating activities	(307,201)	(1,214,009)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)

Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of Private Placement Shares	—	6,400,000
Advances from related party	—	97,463
Repayment of advances from related party	—	(87,463)
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(360,145)

Net cash provided by financing activities	—	251,649,855

Net Change in Cash	(307,201)	435,846
Cash – Beginning of Period	435,846	—

Cash – End of Period	$128,645	$435,846

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

Deferred underwriting fee payable	$—	$7,700,000

Remeasurement of Class A ordinary shares subject to possible redemption	$3,606,076	$12,488,469

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2022 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO FINANCIAL STATEMENTS

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
Liquidity, Capital Resources and Going Concern
As of December 31, 2022, the Company had $128,645 in its operating bank account and working capital of $228,766.
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO FINANCIAL STATEMENTS

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as permanent deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (to the extent available) and accumulated deficit.
At December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Class A ordinary shares issuance costs	(12,480,145)
Plus:
Accretion of carrying value to redemption value	12,488,469

Class A ordinary shares subject to redemption, December 31, 2021	250,008,324
Plus:
Remeasurement of carrying value to redemption value	3,606,076

Class A ordinary shares subject to possible redemption, December 31, 2022	$253,614,400

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO FINANCIAL STATEMENTS

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
paid-in
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.
As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from February 25, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,205,674	$537,654	$(392,791)	$(152,226)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	6,250,000	15,101,877	5,852,751

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.03)	$(0.03)

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
In June 2021, the Sponsor transferred 30,000 Founder Shares to Sapna Srivastava, an independent director of the Company. The sale of the Founders Shares to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares granted to the Company’s director was $214,160 or approximately $7.14 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO FINANCIAL STATEMENTS

Administrative Services Agreement
The Company entered into an agreement in which it will pay an affiliate of the Sponsor $10,000 per month, commencing on June 30, 2021, for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services, which amount is included in Advances from Related Party in the accompanying balance sheets. For the period from February 25, 2021 (inception) through December 31, 2021, the Company incurred $60,000 in fees for these services, which amount is included in Advances from Related Party in the accompanying balance sheets.
Advances from Related Party
For the year ended December 31, 2022, the Sponsor had advanced the Company $140,598 for working capital purposes, of which $0 was repaid during the year ended December 31, 2022. As of December 31, 2022 and 2021, the outstanding balance under the advances amounted to $150,598 and $10,000, respectively.
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
Pre-IPO
Sponsor Promissory Note.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.
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
The RSUs to be granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) and once a shareholder equity plan is approved in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).
NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II
NOTES TO FINANCIAL STATEMENTS

qualifications
, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$253,614,400	1	$250,008,324
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

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. II

Date: March 30, 2023	/s/ Chamath Palihapitiya

	By:	Chamath Palihapitiya
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chamath Palihapitiya
Name:	Chamath Palihapitiya
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 30, 2023

/s/ Kishan Mehta
Name:	Kishan Mehta
Title:	President and Director
Date:	March 30, 2023

/s/ James Ryans
Name:	James Ryans
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 30, 2023

/s/ Sapna Srivastava
Name:	Sapna Srivastava
Title:	Director
Date:	March 30, 2023

/s/ Sean P. Nolan
Name:	Sean P. Nolan
Title:	Director
Date:	March 30, 2023

/s/ Robert Berman
Name:	Robert Berman
Title:	Director
Date:	March 30, 2023